Form 10-K
period 2002-12-31
HOUSEHOLD AUTO RECEIVABLES CORP ASSET BACKED NTS SRS 2002-3
filed 2003-03-31
CIK 1207492

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______ to _______

                       Commission File Nos. 333-100512-01

                        HOUSEHOLD AUTOMOTIVE TRUST 2002-3
                        ---------------------------------
                    (Exact name of Registrant as specified in
                  Department Of the Treasury, Internal Revenue
                               Service Form SS-4)

                          HOUSEHOLD FINANCE CORPORATION
                          -----------------------------
                             (Servicer of the Trust)
                 (Exact name as specified in Servicer's charter)

           DELAWARE                                      Not Applicable
           --------                                      --------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
   incorporation of Servicer)                         Number of Registrant)

2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS                60070
------------------------------------------------------------------
(Address of principal executive offices of Servicer)      (Zip Code)

Servicer's telephone number, including area code (847) 564-5000
                                                 --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

Registrant has no voting or non-voting class of common equity outstanding as of the date of this report.

                                INTRODUCTORY NOTE
                                -----------------

Household Auto Receivables Corporation (the "Seller") is the seller under the Master Sale and Servicing Agreement dated as of November 18, 2002 (the "Sale and Servicing Agreement") among Household Automotive Trust 2002-3, as Issuer, Household Auto Receivables Corporation, as Seller, Household Finance Corporation, as Master Servicer, and U.S. Bank National Association, as Indenture Trustee (the "Trustee")

The Notes consist of seven classes of notes. As of December 31, 2002, the outstanding principal balance of the Series 2002-3 Notes was approximately $1,378,469,338 and the receivables held by the Issuer had an aggregate outstanding principal balance of approximately $1,446,679,768. A reserve account held for the benefit of the Noteholders had a balance of approximately $34,037,191. The Master Servicer has prepared this Form 10-K on behalf of the Registrant in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.


                                     PART I

Item 1.  Business.
         --------

Not Applicable.

Item 2.  Properties.
         ----------

Not Applicable.

Item 3.  Legal Proceedings.
         -----------------

The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Seller or the Master Servicer with respect to the Certificates or the Registrant's property.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

No vote or consent of the holders of the Noteholders (the "Noteholders") was solicited for any purpose during the year ended December 31, 2002.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

To the best knowledge of the Master Servicer, there is no established public trading market for the Notes. At March 25, 2003, there were less than 300 holders of record of each class of Notes.

Item 6.  Selected Financial Data.
         -----------------------

Not Applicable.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

Not Applicable.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

Not Applicable.

Item 11. Executive Compensation.
         ----------------------

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

The following table sets forth (i) the name and address of each entity which holds of record more than 5% of the outstanding principal amount of the Class A-1, Class A-2-A, Class A-2-B, Class A-3-A, Class A-3-B, Class A-4-A and Class A-4-B Notes, (ii) the principal amount of Notes owned by each, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of March 25, 2003. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Class A-1 Noteholders
---------------------

State Street Bank and Trust Company         $285,000                     100%
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171


                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Class A-2-A Noteholders
-----------------------

Boston Safe Deposit and Trust Company       $ 59,550                    47.64%
Mellon Trust
525 William Penn Place, Suite 3148
Pittsburgh, PA 15259

State Street Bank and Trust Company         $ 42,000                    33.60%
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171

Northern Trust Company                      $  7,200                     5.76%
801 S. Canal C-IN
Chicago, IL 60607

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Class A-2-B Noteholders
-----------------------

UBS AG                                      $ 96,000                    35.82%
677 Washington Blvd.
Stamford, CT 06901

Northern Trust Company                      $ 57,000                    21.27%
801 S. Canal C-IN
Chicago, IL 60607

M&I Marshall & Ilsley Bank                  $ 55,000                    20.52%
Issuer Services
C/o ADP Proxy Services
51 Mercedes Way
Edgewood, NY 11717

The Bank of New York                        $ 35,000                    13.06%
One Wall Street
New York, NY 10286

JPMorgan Chase Bank                         $ 15,000                     5.60%
Proxy/Class Actions/Bankruptcy
14201 Dallas Pkwy
Dallas, TX 75254

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Class A-3-A Noteholders
-----------------------

Deutsche Bank Trust Company Americas        $ 44,085                    35.27%
648 Grassmere Park Road
Nashville, TN 37211

State Street Bank and Trust Company         $ 19,485                    15.59%
1776 Heritage Drive
No. Quincy, MA 02171

Northern Trust Company                      $ 19,000                    15.20%
801 S. Canal C-IN
Chicago, IL 60607

The Bank of New York                        $ 17,900                    14.32%
One Wall Street
New York, NY 10286

Citibank, N.A.                              $ 10,000                     8.00%
3800 Citibank Center B3-15
Tampa, FL 33610

JPMorgan Chase Bank                         $  7,100                     5.68%
Proxy/Class Actions/Bankruptcy
Dallas, TX 75254

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Class A-3-B Noteholders
-----------------------

UBS AG                                      $114,000                    48.72%
677 Washington Blvd.
Stamford, CT 06901

JPMorgan Chase Bank                         $ 47,000                    20.09%
Proxy/Class Actions/Bankruptcy
Dallas, TX 75254

Boston Safe Deposit and Trust Company       $ 35,000                    14.96%
Mellon Trust
525 William Penn Place, Suite 3148
Pittsburgh, PA 15259

State Street Bank and Trust Company         $ 18,465                     7.89%
1776 Heritage Drive
No. Quincy, MA 02171

Investors Bank & Trust Company              $ 15,085                     6.45%
200 Clarendon Street
9th Floor
Corporate Actions Unit/Top57
Boston, MA 02116

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Class A-4-A Noteholders
-----------------------

JPMorgan Chase Bank                         $ 96,890                    40.71%
Proxy/Class Actions/Bankruptcy
Dallas, TX 75254

The Bank of New York                        $ 46,805                    19.67%
One Wall Street
New York, NY 10286

State Street Bank and Trust Company         $ 44,475                    18.69%
1776 Heritage Drive
No. Quincy, MA 02171

Boston Safe Deposit and Trust Company       $ 14,340                     6.03%
Mellon Trust
525 William Penn Place, Suite 3148
Pittsburgh, PA 15259

                                                        Amount Owned
                                                        ------------
                                                   All dollar amounts are
                                                   ----------------------
                                                        in thousands
                                                        ------------

Name and Address                            Principal                  Percent
----------------                            ---------                  -------

Class A-4-B Noteholders
-----------------------

Merrill Lynch, Pierce Fenner & Smith        $ 60,000                    48.00%
Safekeeping
4 Corporate Place
Piscataway, NJ 08854

Boston Safe Deposit and Trust Company       $ 25,265                    20.21%
Mellon Trust
525 William Penn Place, Suite 3148
Pittsburgh, PA 15259

JPMorgan Chase Bank                         $ 19,200                    15.36%
Proxy/Class Actions/Bankruptcy
14201 Dallas Pkwy
Dallas, TX 75254

DBTC Americas /Deutsche Bank Frankfort      $ 12,000                     9.60%
14 Wall Street
5th Floor
Broker/Dealer Clearance
New York, NY 10005

Item 13. Certain Relationships and Related Transactions.
         ----------------------------------------------

None or Not Applicable.

Item 14. Controls and Procedures.
         -----------------------

Not Applicable.


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         ----------------------------------------------------------------

(a)      List the following documents filed as a part of the report:

(1)      Financial Statements

Not Applicable.

(2)      Financial Statement Schedules

Not Applicable.

(3) The Master Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2002, and Independent Public Accountants are required to prepare an annual servicing report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2002:

None.

(c)

Exhibit 99(a) Copy of Annual Statement to Noteholders for the year ended December 31, 2002.

Exhibit 99(b)     Copy of Independent Accountants' Report dated February 28,
                  2003.

Exhibit 99(c)     Annual Servicer's Certificate dated March 31, 2003.

(d)      Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Master Servicer has duly caused this report to be signed on behalf of the Household Automotive Trust 2002-3 by the undersigned, thereunto duly authorized.

                         HOUSEHOLD FINANCE CORPORATION,
                         as Servicer of and on behalf of the
                         HOUSEHOLD AUTOMOTIVE TRUST 2002-3
                         ---------------------------------
                         (Registrant)

                           By: /s/ Steven H. Smith
                               -------------------
                               Steven H. Smith
                               Assistant Treasurer

Dated: March 31, 2003

                                  Certification

I, Steven H. Smith, certify that:

          1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Household Automotive Trust, 2002-3;

          2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

          3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports;

          4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

          5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank National Association and The Depository Trust Company.



Date: March 31, 2003

/s/ Steven H. Smith
-------------------
Steven H. Smith
Assistant Treasurer

                                  Exhibit Index
                                  -------------

Exhibit No.       Exhibit
-----------       -------

99(a) Copy of Annual Statement to Noteholders for the year ended December 31, 2002.

99(b) Copy of Independent Public Accountants Annual Servicing Report dated February 28, 2003.

99(c)             Annual Servicer's Certificate dated March 31, 2003.