Form 10-K
period 2003-12-31
HOUSEHOLD AUTO RECEIVABLES CORP ASSET BACKED NTS SRS 2002-3
filed 2004-03-26
CIK 1207492

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Nos. 333-100512-01

HOUSEHOLD AUTOMOTIVE TRUST 2002-3
(Exact name of Registrant as specified in Department
of the Treasury, Internal Revenue Service Form SS-4)

HOUSEHOLD FINANCE CORPORATION
(Servicer of the Trust)
(Exact name as specified in Servicer's charter)
DELAWARE (State or other jurisdiction of incorporation of Servicer)	Not Applicable (I.R.S. Employer Identification Number of Registrant)

2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS 60070
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

Yes _ X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

Registrant has no voting or non-voting class of common equity outstanding as of the date of this report.

INTRODUCTORY NOTE

Household Auto Receivables Corporation (the "Seller") is the seller under the Master Sale and Servicing Agreement dated as of November 18, 2002 (the "Sale and Servicing Agreement") among Household Automotive Trust 2002-3, as Issuer, Household Auto Receivables Corporation, as Seller, Household Finance Corporation, as Master Servicer, and U.S. Bank, National Association, as Indenture Trustee (the "Trustee"), with respect to the Series 2002-3 Notes (the "Notes").

The Notes consist of seven classes of notes. As of December 31, 2003, the outstanding principal balance of the Series 2002-3 Notes was approximately $928,062,069 and the receivables held by the Issuer had an aggregate outstanding principal balance of approximately $991,946,311. A reserve account held for the benefit of the Noteholders had a balance of approximately $30,764,488. On July 17, 2003, the Class A-1 Notes were paid in full. The Master Servicer has prepared this Form 10-K on behalf of the Registrant in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Seller or the Master Servicer with respect to the Notes or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Note (the "Noteholders") was solicited for any purpose during the year ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

To the best knowledge of the Master Servicer, there is no established public trading market for the Notes. At March 25, 2004, there were less than 300 holders of record of each class of Notes.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9a. Controls and Procedures. Not Applicable.
PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity which holds of record more than 5% of the outstanding principal amount of the Class A-2-A, Class A-2-B, Class A-3-A, Class A-3-B, Class A-4-A and Class A-4-B Notes, (ii) the principal amount of Notes owned by each, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of February 24, 2004. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2002-3 Class A-2-A Noteholders
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$59,550	47.64%
State Street Bank and Trust Company 1776 Heritage Drive Global Corporate Action Unit JAB 5NW No. Quincy, MA 02171	$42,000	33.60%
The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$12,950	10.36%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2002-3 Class A-2-B Noteholders
UBS AG 677 Washington Blvd. Stamford, CT 06901	$96,000	35.82%
The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$57,000	21.27%
M&I Marshall & Ilsley Bank Issuer Services c/o ADP Proxy Services Edgewood, NY 11717	$55,000	20.52%
The Bank of New York One Wall Street New York, NY 10286	$35,000	13.06%
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Pkwy Dallas, TX 75254	$25,000	9.33%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2002-3 Class A-3-A Noteholders
State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$63,210	50.57%
Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$19,000	15.20%
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Pkwy Dallas, TX 75254	$16,000	12.80%
Citibank, N.A. 3800 Citibank Center B3-15 Tampa, FL 33610	$10,000	8.00%
The Bank of New York One Wall Street New York, NY 10286	$9,000	7.20%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2002-3 Class A-3-B Noteholders
UBS AG 677 Washington Blvd. Stamford, CT 06901	$114,000	48.72%
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$51,450	21.99%
State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$41,465	17.72%
Investors Bank & Trust Company 200 Clarendon Street 9th Floor Corporate Actions Unit/Top57 Boston, MA 02116	$15,085	6.45%
The Bank of New York One Wall Street New York, NY 10286	$12,000	5.13%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2002-3 Class A-4-A Noteholders
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Parkway Dallas, TX 75254	$99,490	40.80%
State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$51,790	21.76%
The Bank of New York One Wall Street New York, NY 10286	$48,455	20.36%
The Northern Trust Company 801 S. Canal C-IN Chicago, IL 60607	$12,565	5.28%

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Series 2002-3 Class A-4-B Noteholders
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	$60,000	48.00%
JPMorgan Chase Bank Proxy/Class Actions/Bankruptcy 14201 Dallas Pkwy Dallas, TX 75254	$27,015	21.61%
Mellon Trust of New England, National Association 525 William Penn Place, Suite 3418 Pittsburgh, PA 15259	$20,000	16.00%
DBTC Americas /Deutsche Bank Frankfort Broker/Dealer Clearance 14 Wall Street, 5th Floor New York, NY 10005	$12,000	9.60%
Item 13. Certain Relationships and Related Transactions.

None or Not Applicable.

Item 14. Principal Accountant Fees and Services.

Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents filed as a part of the report:

(1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) The Master Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2003, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Sale and Servicing Agreement. Copies of said documents are filed as exhibits to this Form 10-K.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2003:

October 24, 2003 November 26, 2003 December 24, 2003	Item 7. Statement to Noteholders with respect to distributions made on October 17, 2003, November 17, 2003 and December 17, 2003
(c) Exhibit 99(a)	Annual Statement to Noteholders for the year ended December 31, 2003.
Exhibit 99(b)	Independent Accountants' Report dated February 28, 2004.
Exhibit 99(c)	Annual Certificate as to Compliance dated March 25, 2004.
(d) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Master Servicer has duly caused this report to be signed on behalf of the Household Automotive Trust 2002-3 by the undersigned, thereunto duly authorized.

HOUSEHOLD FINANCE CORPORATION, as Master Servicer of and on behalf of the HOUSEHOLD AUTOMOTIVE TRUST 2002-3 (Registrant)

By: /s/ Steven H. Smith
Steven H. Smith Assistant Treasurer
Dated: March 25, 2004

Certification

I, Steven H. Smith, certify that:

    I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Household Automotive Trust 2002-3;

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank, National Association and The Depository Trust Company.

Date: March 25, 2004

/s/ Steven H. Smith

Steven H. Smith

Assistant Treasurer

Exhibit Index

Exhibit No. Exhibit 99(a)	Exhibit Annual Statement to Noteholders for the year ended December 31, 2003.
Exhibit 99(b)	Independent Accountants' Report dated February 28, 2004.
Exhibit 99(c)	Annual Certificate as to Compliance dated March 25, 2004.